Form 10-Q
period 1996-03-31
REGIONAL ACCEPTANCE CORP
filed 1996-05-15
CIK 901077

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to
                               ------------    ------------

                        Commission file number 0-21814

                       REGIONAL ACCEPTANCE CORPORATION
                       -------------------------------
            (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                  56-1240678
         --------------                                  ----------
 (State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

           3004 S. Memorial Drive, Greenville, North Carolina 27834
           --------------------------------------------------------
                   (Address of principal executive offices)

                                 919-756-2148
                                 ------------
                         (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                                            OUTSTANDING AT
          CLASS                                             MARCH 31, 1996
          -----                                             --------------
Common Stock, no par value                                    15,007,031

               Regional Acceptance Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     March 31,  1996 and December 31, 1995

                                                            March 31,
                                                              1996                December 31,
                                                          (Unaudited)                 1995
                                                          ------------            ------------
                             ASSETS
Cash                                                     $   3,952,546            $  2,915,191
Loans receivable                                           150,383,393             139,506,447
Less:
 Allowance for loan losses                                  (3,781,231)             (3,429,923)
 Non-refundable dealer holdbacks                              (481,583)               (571,196)
                                                         -------------            ------------
Loans receivable, net                                      146,120,579             135,505,328
Property and equipment, net                                  1,926,361               1,855,949
Deferred tax asset                                           1,183,700               1,639,700
Other assets                                                   797,122               1,013,594
                                                         -------------            ------------
 Total assets                                            $ 153,980,308            $142,929,762
                                                         =============            ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper                                         $  47,252,925            $ 50,000,000
Senior debt                                                 55,016,500              45,391,500
Subordinated debt                                            7,203,553               6,739,503
Other debt                                                   2,000,000               2,000,000
Accrued expenses                                             2,201,231                 610,940
Other liabilities                                              786,117                 908,562
                                                         -------------            ------------
Total liabilities                                          114,460,326             105,650,505
                                                         -------------            ------------
Commitments and contingencies

Stockholders' equity:
Preferred stock. 10,000,000 shares authorized;
 none issued                                                         -                       -
Common stock, no par value.  100,000,000 shares
 authorized; 15,007,031 issued and outstanding              19,171,261              19,171,261
Retained earnings                                           20,348,721              18,107,996
                                                         -------------            ------------
Total stockholders' equity                                  39,519,982              37,279,257
                                                         -------------            ------------
 Total liabilities and stocholders' equity               $ 153,980,308            $142,929,762
                                                         =============            ============

See accompanying notes to consolidated financial statements

              Regional Acceptance Corporation and Subsidiaries
                     Consolidated Statements of Income
                 Three months ended March 31, 1996 and 1995
                                (Unaudited)


                                                   1996          1995
                                               -----------   -----------
Interest income                                $ 7,801,710   $ 6,306,367
Interest expense                                (1,958,984)   (1,852,891)
                                               -----------   -----------
Net interest income before provision
  for loan losses                                5,842,726     4,453,476
Provision for loan losses                         (900,000)     (640,000)
                                               -----------   -----------

Net interest income                              4,942,726     3,813,476
Other income:
  Insurance commissions                          1,184,236       981,248
  Late charges                                     148,985       139,288
  Other service charges and fees                   137,460       121,481
  Other income                                         779         1,613
                                               -----------   -----------
                                                 1,471,460     1,243,630
                                               -----------   -----------

Operating expenses:
  Salaries                                       1,244,725       923,985
  Rent                                             161,444       169,933
  Taxes, other than income taxes                   116,939       160,993
  Other                                          1,175,353       625,882
                                               -----------   -----------
                                                 2,698,461     1,880,793
                                               ===========   ===========

Income before provision for income taxes         3,715,725     3,176,313
Provision for income taxes                      (1,475,000)   (1,266,000)
                                               -----------   -----------

Net income                                     $ 2,240,725   $ 1,910,313
                                               ===========   ===========

Net income per share                           $       .15   $       .13
                                               ===========   ===========
Weighted average shares outstanding             15,007,031    15,007,031
                                               ===========   ===========

See accompanying notes to consolidated financial statements

                Regional Acceptance Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                   Three months ended March 31, 1996 and 1995
                                  (Unaudited)


                                        Common stock   Retained earnings       Total
                                        ------------   -----------------    -----------
Balance January 1, 1996                 $19,171,261       $18,107,996       $37,279,257
Net income for three month period
 ended March 31, 1996                             -         2,240,725         2,240,725
                                        -----------       -----------       -----------
Balance March 31, 1996                  $19,171,261       $20,348,721       $39,519,982
                                        ===========       ===========       ===========

Balance January 1, 1995                 $19,171,261       $ 9,899,753       $29,071,014
Net income for three month period
 ended March 31, 1995                             -         1,910,313         1,910,313
                                        -----------       -----------       -----------
Balance March 31, 1995                  $19,171,261       $11,810,066       $30,981,327
                                        ===========       ===========       ===========




See accompanying notes to consolidated financial statements

                Regional Acceptance Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                   Three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                               1996               1995
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $ 2,240,725         $ 1,910,313
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                             900,000             640,000
         Depreciation                                                           90,059              60,000
         Interest credited to subordinated debentures                           17,877              37,249
         Deferred tax expense (benefit)                                        456,000             (19,700)
         Loss on sale of property and equipment                                  1,362                   -
         Change in assets and liabilities:
             Other assets                                                      216,472               8,046
             Accrued expenses and other liabilities                          1,467,846           1,431,859
                                                                           -----------         -----------
                  Net cash provided by operating activities                  5,390,341           3,895,497
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans originated                                                        (70,765,156)        (36,746,739)
   Loans repaid                                                             59,249,905          31,046,107
   Purchase of property and equipment, net                                    (161,833)           (389,652)
                                                                           -----------         -----------
      Net cash used by investing activities                                (11,677,084)         (6,090,284)
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior debt                                    16,850,000           3,500,000
   Principal payments on senior debt                                        (7,225,000)                  -
   Proceeds from issuance of commercial paper                               47,252,925                   -
   Principal payments on commercial paper                                  (50,000,000)                  -
   Proceeds from issuance of subordinated debt                                 674,889             520,000
   Principal payments on subordinated debt                                    (228,716)         (1,361,303
   Proceeds from issuance of other debt, net                                         -             (65,000)
   Decrease in cash overdraft, net                                                   -            (398,979)
                                                                           -----------         -----------
                  Net cash provided by financing activities                  7,324,098           2,194,787
                                                                           -----------         -----------
Net change in cash                                                           1,037,355                   -
Cash at beginning of period                                                  2,915,191                   -
                                                                           -----------         -----------
Cash at end of period                                                      $ 3,952,546         $         -
                                                                           ===========         ===========
Supplemental information, cash paid for:
   Interest                                                                $1,941,1107         $ 1,735,124
   Income taxes                                                            $   142,712         $   263,306





See accompanying notes to consolidated financial statements

                Regional Acceptance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                            March 31, 1996 and 1995
                                  (Unaudited)

Note 1-Organization and summary of accounting policies

General
      The Company is primarily engaged in the business of financing consumer purchases of used motor vehicles ("sales finance loans"). Sales finance loans are originated by the selling dealer who sells the note to the Company. Such loans are secured by the purchased vehicle. The Company also makes direct loans to customers ("consumer loans").

Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation
      The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Regional Acceptance Investment Corporation of Nevada, Greenville Funding Corporation 1994-1, Greenville Car Mart, Inc., and REGA Insurance Services. All significant intercompany transactions have been eliminated in consolidation.

Per share data
      Income per share is computed by dividing net income by weighted average shares outstanding.

      The impact on income per share from the exercise of all outstanding stock options would not be material.

Financial statement presentation
      The interim financial statements include all adjustments which, in the opinion of management, are necessary for a presentation of the financial position at March 31, 1996 and the results of operations and cash flows for the periods ended March 31, 1996 and 1995.

                        Regional Acceptance Corporation
             Notes to Consolidated Financial Statements, Continued




Note 2-Loans

Following is a summary of loans outstanding at March 31, 1996 and December 31, 1995:


                                                          March 31,       December 31,
                                                            1996              1995
                                                        ------------      ------------
  Sales finance loans                                   $169,649,815      $153,898,972
  Consumer loans                                          21,931,986        22,249,208
                                                        ------------      ------------
      Total gross loans                                  191,581,801       176,148,180
  Unearned finance charges and insurance
     commissions                                         (41,198,408)      (36,641,733)
                                                        ------------      ------------

      Total loans                                       $150,383,393      $139,506,447
                                                        ============      ============



Consumer loans includes accrued interest receivable of $348,000 and $356,000 at March 31, 1996 and December 31, 1995, respectively.

Note 3-Allowance for loan losses

The following table summarizes activity in the Allowance for Loan Losses for the three month periods ended March 31, 1996 and 1995:


                                                            1996              1995
                                                        -----------       ------------
  Balance at beginning of period                        $ 3,429,923        $ 2,367,648
  Provision charged to operations                           900,000
  Loans charged-off                                        (561,836)          (495,187)
  Recoveries                                                 13,144             28,685
                                                        -----------        -----------

  Balance at end of period                              $ 3,781,231        $ 2,541,146
                                                        ===========        ===========



Loans charged-off during the period ended March 31, 1996 are net of $1,000,000 charged to the non-refundable dealer holdback account.

Note 4-Stock options

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") no. 123, Accounting for Stock Based Compensation. As permitted by SFAS 123, the Company has chosen to apply Accounting Principles Board Opinion No. 25 in

                        Regional Acceptance Corporation
             Notes to Consolidated Financial Statements, Continued


accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, there would have been no material effect on the Company's net income or net income per share for the three month periods ended March 31, 1996 or 1995.

Note 5-Contingent liability

The Company has a contractual arrangement with an unrelated insurance company for the sale of credit related insurance products. The insurer retains a fee, pays claims, and maintains reserves for claims and unearned insurance premiums. If the fees, claims, and reserves exceed earned premiums, the Company must reimburse the insurer for the excess. Thus, the Company is contingently liable to the insurance company for any claims paid in excess of the reserve retained by the insurance company. Management periodically reviews loss experience in relation to premiums collected. Based on historical loss experience, no liability accrual is considered necessary at the present time. In the event that claims experience increased significantly, a liability could exist.

Note-6 Proposed issuance of stock

On February 2, 1996, the Board of Directors approved the acquisition of three off-shore insurance companies owned by two directors and a former director. The insurance companies have no liabilities and their only assets are debentures issued by the Company. The purchase price is 95% of the net assets of the insurance companies, payable in stock of Regional Acceptance Corporation. Assuming that the current owners of these companies accept the Company's offer, approximately 130,000 to 135,000 shares of common stock will be issued to acquire these entities. It is anticipated this transaction will close early in the third quarter of 1996.

Note-7 Acquisition of company

On March 29, 1996, the Company signed a definitive merger agreement with Southern National Corporation ("SNC") pursuant to which Regional would become a wholly-owned subsidiary of SNC. The agreement is subject to the completion of due diligence satisfactory to SNC and to approval by Regional's stockholders, among other matters. Upon consummation, each share of Regional will be exchanged for .3929 shares of SNC if the price of SNC stock is between $26 and $30 per share. The exchange ratio changes to equal a price of $10.21 or $11.79 if the price of SNC stock ranges between $24 to $26 or $30 to $32, respectively. The exchange ratio is subject to renegotiation if SNC stock is less than $24 or more than $32. The price of SNC stock for exchange purposes is based on the 10 trading days which are five days before the Regional Acceptance Corporation stockholders meeting to vote on the proposed transaction.

                        Regional Acceptance Corporation
             Notes to Consolidated Financial Statements, Continued



In connection with entering into the definitive agreement, and as a condition to SNC's execution thereof, the Company granted to SNC an option to purchase
19.9 percent of the shares of Regional Acceptance Corporation outstanding as of March 29, 1996 (2,986,399 shares) at a price of $10.21 per share. The option could have the effect of deterring other proposals for a business combination with the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

General

The Company is primarily engaged in the business of financing consumer purchases of used motor vehicles ("sales finance loans"). Sales finance loans are originated by the selling dealer who sells the customer's note to the Company. Such loans are secured by the purchased vehicle. The Company also makes direct loans to consumers ("consumer loans").

Net income for the three month period ended March 31,1996 was $2,240,725 compared to $1,910,313 for the three months ended March 31, 1995. The 1996 results represent an increase of 17 percent over 1995 results. Per share net income for the 1996 quarter was $.15 compared to $.13 for 1995.

Outstanding loans increased $10.9 million from December 31, 1995 to $150.4 million. Loans increased $28.8 million from March 31, 1995. These increases represent growth rates of 31.2 percent (annualized) and 23.6 percent, respectively. Management believes that the increase in growth is attributable to an improvement in the competitive environment.

Management's discussion and analysis of financial condition and results of operations, continued




RESULTS OF OPERATIONS.

The following table sets forth a summary of the results of operations for the three months ended March 31, 1996 and 1995:



                                                Three months ended March 31,
                                                ----------------------------
                                                   1996              1995
                                                ----------        ----------
                                                   (Dollars in thousands,
                                                  except per share amounts)
Interest income                                 $    7,802        $    6,306
Interest expense                                    (1,959)           (1,853)
                                                ----------        ----------
Net interest income before provision
   for loan losses                                   5,843             4,453
Provision for loan losses                             (900)             (640)
                                                ----------        ----------
Net interest income                                  4,943             3,813
Other income                                         1,471             1,244
Operating expenses                                  (2,698)           (1,881)
                                                ----------        ----------
Income before provision for income taxes             3,716             3,716
Provision for income taxes                          (1,475)           (1,266)
                                                ----------        ----------
Net income                                      $    2,241        $    1,910
                                                ==========        ==========



Net interest income
The principal component of the Company's profitability is its net spread, the difference between interest received on loans receivable and interest expense for loans payable. The

Management's discussion and analysis of financial condition and results of operations, continued


following table sets forth data on loan yields and cost of funds for the 1996 and 1995 three month periods:


                                              Three months ended March 31,
                                              ----------------------------
                                               1996 (1)          1995 (1)
                                              ----------        ----------
                                                  (Dollars in thousands)
   Average loans receivable (2)               $  143,264        $  118,652
   Average loans payable                         106,565            85,430
                                              ==========        ==========

   Interest income                            $    7,802        $    6,306
   Interest expense                               (1,959)           (1,853)
                                              ----------        ----------

   Net interest income                        $    5,843        $    4,453
                                              ==========        ==========

   Yield on loans                                   21.8%             21.3%
   Cost of funds                                     7.4%              8.7%
                                              ----------        ----------

   Net interest spread                              14.4%             12.6%
                                              ==========        ==========

   Net interest margin (3)                          16.3%             15.0%
                                              ==========        ==========

- - ----------------------------
(1) Percentages are annualized
(2) Non-accruing loans, net of unearned finance charges, are included in outstanding loans
(3) Net interest margin is net interest income divided by average loans receivable


The increase in interest income in the March 31, 1996 quarter results from an increase in outstanding loans; combined with a modest increase in loan yield. Interest expense for the first quarter of 1996 was higher than the comparable 1995 period. This increase results from a $21.1 million increase in average loans payable offset by a substantial reduction in the cost of funds. The decrease in cost of funds is attributable to the Company's commercial paper program implemented in May 1995 and to declines in the interest rates on the revolving line of credit negotiated in September 1995. (See "Financial condition, liquidity, and capital resources").

Provision for loan losses

Provisions for loan losses are charged to income in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover expected future losses of principal in the existing loan portfolio. Loan loss experience, contractual delinquency of

Management's discussion and analysis of financial condition and results of operations, continued



loans receivable, the value of underlying collateral, and management's judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for loan losses.

The Company's charge-off policy is based on a loan-by-loan review of delinquent loans. Losses on loans secured by motor vehicles are recognized at the time the collateral is repossessed. Other loans are charged-off when they become contractually past due 180 days, unless extenuating circumstances exist where management believes the loans will be collected. Loans may be charged-off prior to the normal charge-off period if management deems them uncollectible.

In 1995, the Company amended its dealer agreements to increase the non-refundable discount on loans purchased by the Company to $200 from $100. (In one office the Company charges a discount equal to a percentage of the purchased loan). The Company allocates a portion of the discounts collected to a reserve account. The amount allocated to the reserve account is available for absorbing losses on loans purchased from dealers.

The following table sets forth information regarding the Company's allowance for loan losses at March 31, 1996 and 1995:


                                               At or For the Three months
                                                     ended March 31,
                                               --------------------------
                                                  1996            1995
                                               ---------        ---------
                                                 (Dollars in thousands)
Allowance for loan losses                      $   3,781        $   2,541
Non-refundable dealer holdbacks                      482               46
                                               ---------        ---------
   Total                                       $   4,263        $   2,587
                                               =========        =========

As a percentage of period-end loans:
   Allowance for loan losses                         2.5%             2.1%
   Non-refundable dealer holdbacks                   0.3%               -
                                               ---------        ---------
   Total                                             2.8%             2.1%
                                               =========        =========
Provision for loan losses                      $     900        $     640
Charge-offs, net of recoveries                 $     549        $     467
Charge-offs as a percentage of average
  loans receivable                                   1.5%             1.6%

Management's discussion and analysis of financial condition and results of operations, continued





Loans charged-off in 1996 are net of $1,000,000 charged to the non-refundable dealer holdback account.

The following table presents an analysis of loan charge-offs and recoveries, by type, for the three month periods ended March 31, 1996 and 1995:


                                                     At and For the Three Months
                                                           Ended March 31,
                                                     ---------------------------
                                                        (Dollars in thousands)
                                                         1996            1995
                                                         ----            ----
Allowance for loan losses at beginning of period     $    3,430      $     2,368
Loans charged-off
   Sales Finance                                            181              280
   Consumer                                                 381              216
                                                     ----------      -----------
                                                            562              496
                                                     ----------      -----------
Recoveries
   Sales Finance                                              3               18
   Consumer                                                  10               11
                                                     ----------      -----------
                                                             13               29
                                                     ----------      -----------
Net charge-offs                                             549              467
Provisions charged to operations                            900              640
                                                     ----------      -----------
Allowance for loan losses at end of period           $    3,781      $     2,541
                                                     ==========      ===========


The following table sets forth an analysis of the Company's delinquent accounts at March 31, 1996 and 1995:

Management's discussion and analysis of financial condition and results of operations, continued



                                                 March 31,
                               --------------------------------------------
                                          (Dollars in thousands)
                                     1996(1)                   1995(1)
                               -------------------      -------------------
Days Delinquent                 Amount        %          Amount        %
- - ---------------                ---------   -------      ---------   -------
30 to 59 days                  $   4,924       2.6%     $   1,420       0.9%
60 to 89 days                      2,076       1.0%           715       0.5%
90 days and more                   4,692       2.5%         1,896       1.2%
                               ---------   -------      ---------   -------
   Total delinquent loans      $  11,692       6.1%     $   4,031       2.6%
                               =========   =======      =========   =======

(1) Delinquency ratios are based on gross loans outstanding

Management attributes the increase in delinquent accounts in the 1996 period compared to 1995 to the difficulties arising from a computer conversion and to increased repossessed assets on hand. The Company includes repossessed assets in its delinquency data. At March 31, 1996 repossessed assets were $3,674,000,
2.4 percent of loans, compared to $2,240,000, 1.8 percent of loans, at March 31, 1995.

Management reviewed its past due loans and repossessed collateral and, in management's opinion, the allowance for loan losses is adequate to absorb losses in the loan portfolio.

Other income
Other income declined slightly as a percentage of average loans receivable to
4.1 percent for the quarter ended March 31, 1996. The ratio for the comparable 1995 period was 4.2 percent. The decline is attributable to a decline in insurance commission income as a percentage of average loans receivable. Management expects insurance penetration to increase; however, the increase is not likely to equal the percentage growth in loans outstanding. Further, as the size of the average new loan increases, the Company does not want to sell insurance products that might increase the customer's payment to an imprudent level.

Operating expenses
Other operating expenses increased to 7.5 percent of average loans receivable in the 1996 period from 6.3 percent in 1995. The principal increases are attributable to salaries (3.5 percent of average receivables in 1996 versus 3.1 percent in 1995), and other operating expenses (3.3 percent in 1996 compared to
2.1 percent in 1995). The increases in both salaries and other operating expenses are primarily attributable to payroll and other costs associated with opening new offices.
                                       15

Management's discussion and analysis of financial condition and results of operations, continued

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's loans increased by $10.9 million from December 31, 1995, to March 31, 1996. This increase equals an annualized growth rate of 31.2 percent. In the first quarter of 1995, loans increased at an annualized rate of 18.0 percent. Sales finance loans accounted for all the growth as there was a slight decline in consumer loans in both years. Additionally, the Company opened two offices in the first quarter of 1996. Management attributes the lower growth rate in 1995 to increased competition. In the Company's opinion, much of its competitors' loan volume was being underwritten in a manner that was likely to result in higher loan losses than the Company was willing to undertake. Management believes that the increase in growth in 1996 is at least partially attributable to a change in the competitive environment. The Company intends to maintain a reasonable rate of loan growth. If the unfavorable competitive environment returns, management will maintain loan growth by opening additional offices.

The Company finances its loan growth with cash flow from operations, principal repayments on loans, sales of commercial paper, subordinated debt, and bank borrowings.

In May 1995, the Company closed a $50 million commercial paper facility through BA Securities, Inc., a subsidiary of BankAmerica Corporation. The Company converted $52 million of its $130 million senior revolving line of credit to a liquidity backup line to assure repayment of outstanding commercial paper; reducing the amount available under the revolving line to $78 million. At March 31, 1996, $47.3 million was outstanding on the commercial paper facility and $55.0 million was outstanding on the revolving line of credit, leaving approximately $23.0 million available for borrowing.

The Company will need to increase its revolving line of credit or otherwise obtain additional funds to finance the growth in loans which is exceeding original estimates for 1996. The Company believes its two primarily alternatives for increasing funding sources are requesting an increase in the revolving line of credit from the lead bank, Bank of America, or funding from Southern National Corporation in advance of the proposed acquisition (see below). Based on preliminary discussions with both parties, management is confident that increased funding will be available when needed.

PROPOSED ISSUANCE OF STOCK

On February 2, the Board of Directors approved the acquisition of three off-shore insurance companies owned by two directors and a former director.
The insurance companies have no liabilities and their only assets are debentures issued by the Company. The purchase price is 95% of the net assets of the insurance companies, payable in stock of Regional Acceptance Corporation. Assuming that the current owners of these companies accept the Company's offer, approximately 130,000 to 135,000 shares of

Management's discussion and analysis of financial condition and results of operations, continued


common stock will be issued to acquire these entities. It is anticipated this transaction will close early in the third quarter of 1996.

ACQUISITION OF COMPANY

On March 29, 1996, the Company signed a definitive merger agreement with Southern National Corporation ("SNC") pursuant to which Regional would become a wholly-owned subsidiary of SNC. The agreement is subject to the completion of due diligence satisfactory to SNC and to approval by Regional's stockholders, among other matters. Upon consummation, each share of Regional will be exchanged for .3929 shares of SNC if the price of SNC stock is between $26 and $30 per share. The exchange ratio changes to equal a price of $10.21 or $11.79 if the price of SNC stock ranges between $24 to $26 or $30 to $32, respectively. The exchange ratio is subject to renegotiation if SNC stock is less than $24 or more than $32. The price of SNC stock for exchange purposes is based on the 10 trading days which are five days before the Regional Acceptance Corporation stockholders meeting to vote on the proposed transaction.

In connection with entering into the definitive agreement, and as a condition to SNC's execution thereof, the Company granted to SNC an option to purchase
19.9 percent of the shares of Regional Acceptance Corporation outstanding as of March 29, 1996 (2,986,399 shares) at a price of $10.21 per share. The option could have the effect of deterring other proposals for a business combination with the Company.

PART II

     Item 6     Exhibits and Reports on Form 8-K

     (a)        Exhibits
                Exhibit 27.1 Financial Data Schedule for the quarter ended March 31, 1996 (filed in electronic format only)


     (b) Reports on Form 8-K

                The Company filed a Form 8-K on April 3, 1996 with the Commission reporting, pursuant to Item 5-Other Events of such Form, the Company's entering into the Agreement and Plan of Reorganization dated March 29, 1996 with Southern National Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Regional Acceptance Corporation
                                                  (Registrant)


Date: May 13, 1996                       By: /s/ W. R. Stallings, Sr.
                                         -------------------------------------
                                         W. R. Stallings, Sr.
                                         President and Chief Executive Officer




Date: May 13, 1996                       By: /s/ Robert D. Barry
                                         -------------------------------------
                                         Robert D. Barry
                                         Vice President, Secretary, and
                                               Chief Financial Officer

                        REGIONAL ACCEPTANCE CORPORATION

                              REPORT ON FORM 10-Q
                                 MARCH 31, 1996

                          COMMISSION FILE NO. 0-21814



                               INDEX TO EXHIBITS

Exhibit No     Description
- - ----------     -----------

   27.1 Financial Data Schedule for the quarter ended March 31, 1996 (filed in electronic format only)