Form 10-Q
period 1996-06-30
REGIONAL ACCEPTANCE CORP
filed 1996-08-13
CIK 901077

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


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

                                  919-756-2148
                                  ------------
                          (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                         OUTSTANDING AT
                       CLASS             JUNE 30, 1996
                    ------------         --------------
                    Common Stock           15,008,038

ITEM 1: FINANCIAL STATEMENTS



                Regional Acceptance Corporation and Subsidiaries
                          Consolidated Balance Sheets
                      June 30,  1996 and December 31, 1995

                                                         June 30,
                                                           1996             December 31,
                                                       (Unaudited)              1995
                                                       -----------         -------------
                          ASSETS

Cash                                                  $  1,984,120          $  2,915,191
Loans receivable                                       162,039,599           139,506,447
Less:
  Allowance for loan losses                             (4,074,310)           (3,429,923)
  Non-refundable dealer holdbacks                         (322,760)             (571,196)
                                                      ------------          ------------
Loans receivable, net                                  157,642,529           135,505,328
Property and equipment, net                              2,043,543             1,855,949
Deferred tax asset                                         823,700             1,639,700
Other assets                                               498,446             1,013,594
                                                      ------------          ------------

  Total assets                                        $162,992,338          $142,929,762
                                                      ============          ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper                                      $ 48,252,925           $50,000,000
Senior debt                                             65,744,500            45,391,500
Subordinated debt                                        4,514,176             6,739,503
Other debt                                               2,000,000             2,000,000
Accrued expenses                                           451,649               610,940
Other liabilities                                          249,735               908,562
                                                      ------------          ------------

Total liabilities                                      121,212,985           105,650,505
                                                      ------------          ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock. 10,000,000 shares authorized;
  none issued                                               -                     -
Common stock, no par value.  100,000,000 shares
  authorized; 15,008,038 issued and outstanding         19,180,182            19,171,261
Retained earnings                                       22,599,171            18,107,996
                                                      ------------          ------------

Total stockholders' equity                              41,779,353            37,279,257
                                                      ------------          ------------

  Total liabilities and stocholders' equity           $162,992,338          $142,929,762
                                                      ============          ============

See accompanying notes to consolidated financial statements

                Regional Acceptance Corporation and Subsidiaries
                       Consolidated Statements of Income
               Three and six months ended June 30, 1996 and 1995
                                  (Unaudited)


                                             Three months ended        June Six months ended
                                                   June 30,                   June 30,
                                          -------------------------  --------------------------
                                               1996        1995           1996         1995
                                          -------------------------  --------------------------

Interest income                           $ 8,410,710   $ 6,739,698  $16,212,420   $13,046,065
Interest expense                           (2,062,549)   (1,953,788)  (4,021,532)   (3,806,679)
Net interest income before provision
   for loan losses                          6,348,161     4,785,910   12,190,888     9,239,386
                                          -----------   -----------  -----------   -----------
Provision for loan losses                  (1,261,000)     (742,000)  (2,161,000)   (1,382,000)
                                          -----------   -----------  -----------   -----------

Net interest income                         5,087,161     4,043,910   10,029,888     7,857,386
Other income:
  Insurance commissions                     1,158,280     1,004,973    2,342,517     1,986,221
  Late charges                                136,984       134,197      285,969       273,485
  Other service charges and fees              119,509       117,028      256,969       238,510
  Other income                                  3,542         5,499        4,320         7,112
                                          -----------   -----------  -----------   -----------
                                            1,418,315     1,261,697    2,889,775     2,505,328
                                          -----------   -----------  -----------   -----------

Operating expenses:
  Salaries                                  1,245,111       893,115    2,489,837     1,817,100
  Rent                                        221,254       167,744      382,698       337,678
  Taxes, other than income taxes              261,441       266,101      378,380       427,094
  Other                                     1,279,220       721,696    2,454,573     1,347,578
                                          -----------   -----------  -----------   -----------
                                            3,007,026     2,048,656    5,705,488     3,929,450
                                          -----------   -----------  -----------   -----------

Income before provision for income taxes    3,498,450     3,256,951    7,214,175     6,433,264
Provision for income taxes                 (1,248,000)   (1,256,000)  (2,723,000)   (2,522,000)
                                          -----------   -----------  -----------   -----------

Net income                                $ 2,250,450   $ 2,000,951  $ 4,491,175   $ 3,911,264
                                          ===========   ===========  ===========   ===========

Net income per share                      $      0.15   $      0.13  $      0.30   $      0.26
                                          ===========   ===========  ===========   ===========

Weighted average shares outstanding        15,007,363    15,007,031   15,007,197    15,007,031
                                          ===========   ===========  ===========   ===========

See accompanying notes to consolidated financial statements

                Regional Acceptance Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                    Six months ended June 30, 1996 and 1995
                                  (Unaudited)



                                          Common Stock   Retained Earning     Total
                                          ------------   ----------------  ------------
Balance January 1, 1996                    $19,171,261     $18,107,996     $37,279,257
Exercise of option for 1,007 shares              8,921          -          $     8,921
Net income for period ended
   June 30, 1996                                -            4,491,175       4,491,175
                                          ------------   ---------------   -----------
Balance June 30, 1996                      $19,180,182     $22,599,171     $41,779,353
                                          ============   ===============   ===========


                                          Common Stock   Retained Earning     Total
                                          ------------   ----------------  -----------
Balance January 1, 1995                    $19,171,261     $ 9,899,753     $29,071,014
Net income for period ended
   June 30, 1995                                -            3,911,264       3,911,264

Balance June 30, 1995                      $19,171,261     $13,811,017     $32,982,278
                                          ------------   ---------------   -----------





See accompanying notes to consolidated financial statements

                Regional Acceptance Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 1996 and 1995
                                  (Unaudited)



                                                                     1996              1995
Cash flows from operating activities                            -------------     -------------
  Net income                                                    $   4,491,175     $   3,911,264
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                       2,161,000         1,382,000
    Deferred tax benefit                                              816,000          (203,700)
    Depreciation and amortization                                     225,059           120,000
    Interest credited to debentures                                    36,459            73,617
    Change in assets and liabilities:
      Other assets                                                    515,148          (275,999)
      Accounts payable and accrued liabilities                       (818,117)          400,748

                                                                -------------     -------------

        Net cash provided by operating activities                   7,426,724         5,407,930
                                                                -------------     -------------

Cash flows from investing activities
  Loans originated                                               (149,000,753)      (78,123,918)
  Loans repaid                                                    124,702,551        63,445,158
  Purchase of property and equipment, net                            (412,653)         (771,788)
                                                                -------------     -------------

    Net cash used by investing activities                         (24,710,855)      (15,450,548)
                                                                -------------     -------------

Cash flows from financing activities
  Proceeds from issuance of senior debt                            31,500,000        19,050,000
  Principal payments on senior debt                               (11,147,000)      (56,338,577)
  Proceeds from issuance of commercial paper                      145,686,737        90,000,000)
  Principal payments on commercial paper                         (147,433,812)      (40,000,000)
  Proceeds from issuance of subordinated debt                       1,416,685           848,283
  Principal payments on subordinated debt                          (3,678,471)       (2,148,860)
  Change in other debt, net                                              -              (70,000)
  Exercise of stock option                                              8,921              -
  Change in cash overdraft, net                                          -             (679,744)
                                                                -------------     -------------

     Net cash provided by financing activities                     16,353,060        10,661,102

Net change in cash                                                   (931,071)          618,484

Cash at beginning of period                                         2,915,191              -
                                                                -------------     -------------

Cash at end of period                                           $   1,984,120     $     618,484
                                                                =============     =============

Supplemental information, cash paid for:
  Interest                                                      $   4,614,471     $   3,642,443
  Income taxes                                                  $   2,822,762     $   2,916,455
                                                                =============     =============


See accompanying notes to consolidated financial statements

                REGIONAL ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

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

Principles of consolidation
      The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Regional Acceptance Investment Corporation of Nevada, Greenville Funding Corporation 1994-1 (see note
      8), Greenville Car Mart, Inc., and REGA Insurance Services. All significant intercompany transactions have been eliminated in consolidation.

Per share data
      Income per share is computed by dividing net income by weighted average shares outstanding.

      The impact on income per share from the exercise of all outstanding stock options would not be material.

Financial statement presentation
      The interim financial statements include all adjustments which, in the opinion of management, are of a normal recurring nature and necessary for a fair presentation of the financial position at June 30, 1996 and the results of operations and cash flows for the periods ended June 30, 1996 and 1995.

                Regional Acceptance Corporation and Subsidiaries
             Notes to Consolidated Financial Statements, Continued

Note 2-Loans

Following is a summary of loans outstanding at June 30, 1996 and December 31, 1995:

                                                     June 30,        December 31,
                                                       1996              1995
                                                   ------------      ------------
  Sales finance loans                              $186,070,926      $153,898,972
  Direct consumer loans                              21,562,202        22,249,208
                                                   ------------      ------------
       Total gross loans                            207,633,128       176,148,180
  Unearned finance charges and insurance
     commissions                                    (45,593,529)      (36,641,733)
                                                   ------------      ------------

       Total loans                                 $162,039,599      $139,506,447
                                                   ============      ============

Direct consumer loans includes accrued interest receivable of $308,000 and $356,000 at June 30, 1996 and December 31, 1995, respectively.

At June 30, 1996, approximately $71.2 million of sales finance loans were pledged to secure outstanding commercial paper. Such loans are not available to secure any other obligations until all outstanding commercial paper is retired. (See note 8).

Note 3-Allowance for loan losses

The following table summarizes activity in the Allowance for Loan Losses for the six month periods ended June 30, 1996 and 1995:

                                                      1996              1995
                                                   ----------        ----------
Balance at beginning of year                       $3,429,923        $2,367,648
Provision charged to operations                     2,161,000         1,382,000
Loans charged-off                                  (1,582,429)       (1,044,436)
Recoveries                                             65,816            48,834
                                                   ----------        ----------
     Balance at end of period                      $4,074,310        $2,754,046
                                                   ==========        ==========

Loans charged-off during the period ended June 30, 1996 are net of $1,800,000 charged to the non-refundable dealer holdback account.

Note 4-Stock options

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") no. 123, Accounting for Stock Based Compensation. As permitted by SFAS

                Regional Acceptance Corporation and Subsidiaries
             Notes to Consolidated Financial Statements, Continued


123, the Company has chosen to apply Accounting Principles Board Opinion No. 25 in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, there would have been no material effect on the Company's net income or net income per share for the six month periods ended June 30, 1996 or 1995.

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

Beginning April 1996 the Company began underwriting its own insurance policies. Such policies are reinsured through the same unrelated insurance company. Additionally, in April 1996 the Company began administering its insurance policies through REGA Insurance Services.

Note 6-Proposed issuance of stock

On February 2, 1996, the Board of Directors approved the acquisition of three off-shore insurance companies owned by two directors and a former director.
The insurance companies have no liabilities and their only assets are debentures issued by the Company. The purchase price is 95% of the net assets of the insurance companies, payable in stock of Regional Acceptance Corporation. Assuming that the current owners of these companies accept the Company's offer, approximately 130,000 shares of common stock will be issued to acquire these entities. It is anticipated this transaction will close in the third quarter of 1996.

Note 7-Acquisition of company

On March 29, 1996, the Company signed a definitive merger agreement with Southern National Corporation ("SNC") pursuant to which Regional would become a wholly-owned subsidiary of SNC. The agreement is subject to approval by Regional's stockholders, among other matters. Upon consummation, each share of Regional will be exchanged for .3929 shares of SNC if the price of SNC stock is between $26 and $30 per

                Regional Acceptance Corporation and Subsidiaries
             Notes to Consolidated Financial Statements, Continued



share. The exchange ratio changes to equal a price of $10.21 or $11.79 if the price of SNC stock ranges between $24 to $26 or $30 to $32, respectively. The exchange ratio is subject to renegotiation if SNC stock is less than $24 or more than $32. The price of SNC stock for exchange purposes is based on the 10 trading days which are five days before the Regional Acceptance Corporation stockholders meeting to vote on the proposed transaction (August 5 to August
16).

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

Note 8-Subsequent events

As of June 30, 1996, the Company determined that it had violated a covenant of its commercial paper program. In anticipation of the pending merger with Southern National Corporation and to avoid payment of a waiver fee, the Company elected to terminate the commercial paper program. The termination was accomplished in two stages. The first stage was payment of a $13 million maturing tranche with proceeds of a $20 million unsecured line of credit previously committed by a subsidiary bank of Southern National Corporation. To repay the remainder, the boards of the Company and of Greenville Funding Corporation 1994-1 agreed to merge the companies. The effect of this transaction was to make the Company's loans available as collateral under the senior debt agreement, providing the Company with funds to repay the commercial paper and the unsecured line of credit from Southern National Corporation. At current interest rates, the termination of the commercial paper program and use of the revolving line of credit would increase interest expense approximately $700,000 per year.

On July 1, the Company entered into a facilities management agreement with Alltel Information Services ("Alltel"). Under the agreement, Alltel will assume complete management of the Company's data processing functions including hiring five of the Company's employees assigned to the data processing operation. The term of the contract is 60 months with a base fee of $2,064,000. The Company can terminate the contract without penalty at the end 180 days if certain goals agreed to by the Company and Alltel during the first 30 days of the contract are not achieved by Alltel. Additionally, the Company can terminate the contract for any reason after 24 months by payment of 125 percent of the then remaining fees under the contract.

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

Net income for the three and six month periods ended June 30, 1996 was $2,250,450 and $4,491,175 respectively. These results compare to $2,000,951 and $3,911,264 for the same periods in 1995. Net income for 1996 represents increases of 12.5 percent and 14.8 percent for the three and six month periods compared to 1995. Per share income for 1996 was $.15 and $.30 compared to $.13 and $.26 for the 1995 periods.

Outstanding loans increased $22.5 million from December 31, 1995 to $162.0 million. Loans increased $31.9 million from June 30, 1995. These increases represent growth rates of 32.2 percent (annualized) and 24.5 percent, respectively. Management believes that the increase in growth is attributable to an improvement in the competitive environment.

               Management's discussion and analysis of financial
                 condition and results of operations, continued


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED
JUNE 30, 1996 AND 1995

The following table sets forth a summary of the results of operations for the three and six months ended June 30, 1996 and 1995:


                                                      Three months ended      Six months ended
                                                            June                   June 30,
                                                    ---------------------   ---------------------
                                                      1996        1995         1996       1995
                                                    --------    ---------   ---------   ---------
                                                  (Amounts in thousands, except per share amounts)
    Interest income                                 $ 8,411     $ 6,740      $16,212     $13,046
    Interest expense                                 (2,063)     (1,954)      (4,021)     (3,807)
                                                    -------     -------      -------     -------
    Net interest income before provision
       for loan losses                                6,348       4,786       12,191       9,239
    Provision for loan losses                        (1,261)       (742)      (2,161)     (1,382)
                                                    -------     -------      -------     -------

    Net interest income                               5,087       4,044       10,030       7,857
    Other income                                      1,418       1,262        2,890       2,505
    Operating expenses                                3,007       2,049        5,706       3,929
                                                    -------     -------      -------     -------

    Income before provision for income taxes          3,498       3,257        7,214       6,433
    Provision for income taxes                       (1,248)     (1,256)      (2,723)     (2,522)
                                                    -------     -------      -------     -------

    Net income                                      $ 2,250     $ 2,001      $ 4,491     $ 3,911
                                                    =======     =======      =======     =======
    Net income per share                            $  0.15     $  0.13      $  0.30     $  0.26
                                                    =======     =======      =======     =======


               Management's discussion and analysis of financial
                 condition and results of operations, continued



Net interest income
The principal component of the Company's profitability is its net spread, the difference between interest received on loans receivable and interest expense for loans payable. The following table sets forth data on loan yields and cost of funds for the 1996 and 1995 three and six month periods:


                                      Three Months Ended      Six Months Ended
                                          June 30 (1)            June 30 (1)
                                    --------------------------------------------
                                               (Dollars in thousands)
                                       1996       1995        1996       1995
                                       ----       ----        ----       ----
    Average loans receivable (2)     $156,097   $125,908    $149,680   $122,374
    Average loans payable             116,303     91,440     111,434     88,436
                                     ========   ========    ========   ========

    Interest income                  $  8,411   $  6,740    $ 16,212   $ 13,046
    Interest expense                   (2,063)    (1,954)     (4,021)    (3,807)
                                     --------   --------    --------   --------

    Net interest income              $  6,348   $  4,786    $ 12,191   $  9,239
                                     ========   ========    ========   ========

    Yield on loans                       21.6%      21.4%       21.7%      21.3%
    Cost of funds                        -7.1%      -8.5%       -7.2%      -8.6%

    Net interest spread                  14.5%      12.9%       14.5%      12.7%
                                     ========   ========    ========   ========

    Net interest margin (3)              16.3%      15.2%       16.3%      15.1%
                                     ========   ========    ========   ========

(1) Percentages are annualized
(2) Non-accruing loans, net of unearned finance charges, are included in outstanding loans
(3) Net interest margin is net interest income divided by average loans receivable
____________________________________________________

The increase in interest income in the quarter and six month periods is primarily the result of increases in outstanding loans; combined with a modest increase in loan yield. Interest expense for the quarter and six month periods increased solely because of increased levels of borrowings as the cost of funds declined significantly over the 1995 periods. The decrease in cost of funds is attributable to declines in market interest rates, the Company's commercial paper program implemented in May 1995, and to declines in the interest rates on the revolving line of credit negotiated in September 1995. (See "Financial condition, liquidity, and capital resources").

               Management's discussion and analysis of financial
                 condition and results of operations, continued


Provision for loan losses
Provisions for loan losses are charged to income in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover expected future losses of principal in the existing loan portfolio. Loan loss experience, contractual delinquency of loans receivable, the value of underlying collateral, and management's judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for loan losses.

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

In 1995, the Company amended its dealer agreements to increase the non-refundable discount on loans purchased by the Company to $200 from $100. The discount on loans was increased to $300 effective August 1, 1996. (In one office the Company charges a discount equal to a percentage of the purchased loan). The Company allocates a portion of the discounts collected to a reserve account. The amount allocated to the reserve account is available for absorbing losses on loans purchased from dealers.

               Management's discussion and analysis of financial
                 condition and results of operations, continued



The following table sets forth information regarding the Company's allowance for loan losses at June 30, 1996 and 1995:

                                       At or For the Six months
                                            ended June 30,
                                       ------------------------
                                          1996          1995
                                       ----------    ----------
                                        (Dollars in thousands)
Allowance for loan losses                 $4,074        $2,754
Non-refundable dealer holdbacks              323            69
                                          ------        ------
   Total                                  $4,397        $2,823
                                          ======        ======

As a percentage of period-end loans:
   Allowance for loan losses                 2.5%          2.1%
   Non-refundable dealer holdbacks           0.2%          0.1%

                                          ------        ------
        Total                                2.7%          2.2%
                                          ======        ======

Provision for loan losses                 $2,161        $1,382
Charge-offs, net of recoveries            $1,517          $996
Charge-offs as a percentage of average
   loans receivable                          2.0%          1.6%



Loans charged-off in 1996 are net of $1,800,000 charged to the non-refundable dealer holdback account.

               Management's discussion and analysis of financial
                 condition and results of operations, continued



The following table sets forth an analysis of the Company's delinquent accounts, including repossessions and bankruptcies, at June 30, 1996 and 1995:


                                                 June 30,
                               ---------------------------------------------
                                          (Dollars in thousands)
                                       1996 (1)                1995 (1)
                               --------------------   ----------------------

    Days Delinquent             Amount        %          Amount        %
                               --------     -------     --------     -------
    30 to 59 days               $ 6,145       3.0%       $1,973        1.2%
    60 to 89 days                 2,595       1.2%          617        0.4%
    90 days and more              5,344       2.6%        1,767        1.0%
                                -------       ----       ------        ----
         Total delinquent loan  $14,084       6.8%       $4,357        2.6%
                                =======       ====       ======        ====

(1) Delinquent accounts and related percentage delinquencies are based on gross loans receivable

Management attributes the increase in delinquent accounts in the 1996 period compared to 1995 to the difficulties arising from a computer conversion and to increased repossessed assets on hand. The Company includes repossessed assets in its delinquency data. At June 30, 1996 repossessed assets were $4,299,000,
2.1 percent of loans, compared to $1,397,000, 0.8 percent of loans, at June 30, 1995.

Management reviewed its past due loans and repossessed collateral and, in management's opinion, the allowance for loan losses is adequate to absorb losses in the loan portfolio.

Other operating income
The Company earns commissions on the sale of various insurance products and from late

               Management's discussion and analysis of financial
                 condition and results of operations, continued


charges and other miscellaneous fees. The following table sets forth such other income, as a percentage of average loans receivable for the three and six months ended June 30, 1996 and 1995:

                                   Three Months Ended    Six Months Ended
                                       June 30 (1)          June 30 (1)
                                   ------------------    ----------------

                                    1996       1995       1996       1995
                                    ----       ----       ----       ----
    Insurance commissions           2.9%       3.2%        3.1%       3.2%
    Other                           0.7%       0.8%        0.8%       0.9%
                                    ---        ---         ---        ---
         Total other income         3.6%       4.0%        3.9%       4.1%
                                    ===        ===         ===        ===

1) Percentages are annualized

____________________________________________________

The change in other income is primarily attributable to a percentage decline in insurance commissions. As the Company expands its dealer base, there is a delay between the Company's purchase of loans from new dealers and the dealers' successful offering of the Company's insurance products. Management expects insurance penetration to increase as dealers begin selling products; however, the increase is not likely to equal the percentage growth in loans outstanding. Further, as the size of the average new loan increases, the Company does not want to sell insurance products that might increase the customer's payment to an imprudent level.

Operating expenses
The following table sets forth operating expenses, as a percentage of average loans receivable, for the three and six month periods ended June 30, 1996 and 1995:


                                  Three Months Ended      Six Months Ended
                                      June 30 (1)            June 30 (1)
                                  ------------------      -----------------

                                    1996       1995        1996       1995
                                    ----       ----        ----       ----
    Salaries                        3.2%       2.8%        3.3%       3.0%
    Other                           4.5%       3.7%        4.3%       3.4%
                                    ---        ---         ---        ---
         Total other expenses       7.7%       6.5%        7.6%       6.4%
                                    ===        ===         ===        ===

1) Percentages are annualized

               Management's discussion and analysis of financial
                 condition and results of operations, continued


The chart illustrates that operating expenses are increasing at a rate faster than the growth in loans. The increases in both salaries and other operating expenses are primarily attributable to payroll and other costs associated with opening new offices and with increase in home office support staff.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's loans increased by $22.5 million from December 31, 1995, to June 30, 1996. This increase equals an annualized growth rate of 32.2 percent. In the comparable 1995 period, loans increased at an annualized rate of 23.5 percent. Sales finance loans accounted for substantially all the growth. Additionally, the Company opened three offices in the first half of 1996. Management attributes the lower growth rate in 1995 to increased competition. In the Company's opinion, much of its competitors' loan volume was being underwritten in a manner that was likely to result in higher loan losses than the Company was willing to undertake. Management believes that the increase in growth in 1996 is at least partially attributable to a change in the competitive environment. The Company intends to maintain a reasonable rate of loan growth. If the unfavorable competitive environment returns, management will maintain loan growth by opening additional offices.

The Company finances its loan growth with cash flow from operations, principal repayments on loans, sales of commercial paper, subordinated debt, and bank borrowings.

In May 1995, the Company closed a $50 million commercial paper facility through BA Securities, Inc., a subsidiary of BankAmerica Corporation. The Company converted $52 million of its $130 million senior revolving line of credit to a liquidity backup line to assure repayment of outstanding commercial paper; reducing the amount available under the revolving line to $78 million. At June 30, 1996, $48.3 million was outstanding on the commercial paper facility and $65.7 million was outstanding on the revolving line of credit.

As of June 30, 1996, the Company determined that it had violated a covenant of its commercial paper program. In anticipation of the pending merger with Southern National Corporation and to avoid payment of a waiver fee, the Company elected to terminate the commercial paper program. The termination was accomplished in two stages. The first stage was payment of a $13 million maturing tranche with proceeds of a $20 million unsecured line of credit previously committed by a subsidiary bank of Southern National Corporation. To repay the remainder, the boards of the Company and of Greenville Funding Corporation 1994-1 agreed to merge the companies. The effect of this transaction was to make the Company's loans available as collateral under the senior debt agreement, providing the company with funds to repay the commercial paper and the unsecured line of credit from Southern National Corporation. At current interest rates,

               Management's discussion and analysis of financial
                 condition and results of operations, continued


the termination of the commercial paper program and use of the revolving line of credit will increase interest expense approximately $700,000 per year.

The Company believes that the $20 million unsecured line of credit from a subsidiary bank of Southern National Corporation is sufficient to fund loan growth to the date of the proposed merger with Southern National Corporation, September 1, 1996. In the event the merger is not consummated on that date, the Company will need to increase its revolving line of credit or otherwise obtain additional funds to finance the growth in loans. The Company believes its two primarily alternatives for increasing funding sources are an increase in the revolving line of credit from the lead bank, Bank of America, or additional funding from Southern National Corporation in advance of the proposed acquisition.

PROPOSED ISSUANCE OF STOCK

On February 2, 1996, the Board of Directors approved the acquisition of three off-shore insurance companies owned by two directors and a former director.
The insurance companies have no liabilities and their only assets are debentures issued by the Company. The purchase price is 95% of the net assets of the insurance companies, payable in stock of Regional Acceptance Corporation. Assuming that the current owners of these companies accept the Company's offer, approximately 130,000 shares of common stock will be issued to acquire these entities. It is anticipated this transaction will close in the third quarter of 1996.

ACQUISITION OF COMPANY

On March 29, 1996, the Company signed a definitive merger agreement with Southern National Corporation ("SNC") pursuant to which Regional would become a wholly-owned subsidiary of SNC. The agreement is subject to approval by Regional's stockholders, among other matters. Upon consummation, each share of Regional will be exchanged for .3929 shares of SNC if the price of SNC stock is between $26 and $30 per share. The exchange ratio changes to equal a price of $10.21 or $11.79 if the price of SNC stock ranges between $24 to $26 or $30 to $32, respectively. The exchange ratio is subject to renegotiation if SNC stock is less than $24 or more than $32. The price of SNC stock for exchange purposes is based on the 10 trading days which are five days before the Regional Acceptance Corporation stockholders meeting to vote on the proposed transaction (August 5 to August 16).

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

               Management's discussion and analysis of financial
                 condition and results of operations, continued


SUBSEQUENT EVENT

On July 1, the Company entered into with a facilities management agreement with Alltel Information Services ("Alltel"). Under the agreement, Alltel will assume complete management of the Company's data processing functions including hiring five of the Company's employees assigned to the data processing operation. The term of the contract is 60 months with a base fee of $2,064,000. The Company can terminate the contract without penalty at the end 180 days if certain goals agreed to by the Company and Alltel during the first 30 days of the contract are not achieved by Alltel. Additionally, the Company can terminate the contract for any reason after 24 months by payment of 125 percent of the then remaining fees under the contract.

PART II

     Item 6 Exhibits and Reports on Form 8-K

     (a)    Exhibits

            Exhibit 10.30 Data Processing Agreement by and between the Company and Alltel Financial Information Services, Inc. dated June 21, 1996, effective July 1, 1996.

            Exhibit 10.31 Loan Agreement between the Company and Branch Banking and Trust Company dated as of July 16, 1996.

            Exhibit 27.2 Financial Data Schedule for the quarter ended June 30,1996 (filed in electronic format only)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Regional Acceptance Corporation
                                                   (Registrant)


Date:  August 12, 1996                    By: /S/ W. R. Stallings, Sr.
                                          ----------------------------
                                          W. R. Stallings, Sr.
                                          President and Chief Executive Officer




Date:  August 12, 1996                    By: /S/ Robert D. Barry
                                          -----------------------
                                          Robert D. Barry
                                          Vice President, Secretary, and
                                          Chief Financial Officer

                        REGIONAL ACCEPTANCE CORPORATION

                              REPORT ON FORM 10-Q
                                 JUNE 30, 1996

                          COMMISSION FILE NO. 0-21814



                               INDEX TO EXHIBITS

Exhibit No      Description
- ----------      -----------
   10.30        Data Processing Agreement by and between the Company and Alltel
                Financial Information Services, Inc. dated June 21, 1996,
                effective July 1, 1996.

   10.31        Loan Agreement between the Company and Branch Banking and Trust
                Company dated as of July 16, 1996.

   27.2         Financial Data Schedule for the quarter ended June 30, 1996
                (filed in electronic format only)